Form 10-K
period 2013-12-31
GS Mortgage Securities Trust 2012-GCJ9
filed 2014-03-31
CIK 1560456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________________to _____________

Commission File Number of issuing entity: 333-171508-04

GS Mortgage Securities Trust 2012-GCJ9
(Exact name of issuing entity as specified in its charter)

GS Mortgage Securities Corporation II
(Exact name of the depositor as specified in its charter)

Goldman Sachs Mortgage Company
Jefferies LoanCore LLC
Citigroup Global Markets Realty Corp.
Starwood Mortgage Funding I LLC (formerly known as Archetype Mortgage Funding I LLC)
(Exact names of the sponsors as specified in their charters)

New York	46-1483808
46-1493598
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

c/o U.S. Bank National Association
190 S. LaSalle Street Chicago, IL	60603
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 902-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not applicable.

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of accelerated filer, large accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ x ]

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
Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
Not applicable.

EXPLANATORY NOTE
The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan, which constituted approximately 4.7%, 4.1% and 2.5%, respectively, of the asset pool of the issuing entity as of its cut-off date. The Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan are each an asset of the issuing entity and are each part of a respective loan combination that includes the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the CGCMT 2012-GC8 Mortgage Trust transaction, Commission File Number 333-166711-02 (the "CGCMT 2012-GC8 Transaction"). These loan combinations, including the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan, respectively, are each being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2012-GC8 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

Wells Fargo Bank, National Association ("Wells Fargo Bank") is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan. These mortgage loans, in the aggregate, constituted more than 10% of the asset pool of the issuing entity as of its cut-off date. Thus, Wells Fargo Bank is a "servicer", as defined in Item 1108(a)(iii) of Regulation AB, with respect to these mortgage loans. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Wells Fargo Bank in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association ("Midland") is the special servicer of the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan, which constituted approximately 11.3% of the asset pool of the issuing entity as of its cut-off date. Thus, Midland is a "servicer", as defined in Item 1108(a)(iii) of Regulation AB, with respect to the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Midland in the capacities described above are listed in the Exhibit Index.

Midland acted as the special servicer of the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan under the pooling and servicing agreement for the CGCMT 2012-GC8 Transaction prior to December 16, 2013 when it was removed as special servicer of the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan under the pooling and servicing agreement for the CGCMT 2012-GC8 Transaction and replaced by LNR Partners, LLC. With respect to Midland as special servicer, included in this Annual Report on Form 10-K as Exhibits 33.8, 33.14 and 33.20 with respect to the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan, respectively, are assessments of compliance with applicable servicing criteria, as Exhibits 34.8, 34.14 and 34.20 with respect to the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan, respectively, are accountants' attestation reports on assessments of compliance with applicable criteria, and as Exhibits 35.5, 35.8 and 35.11 with respect to the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan, respectively, are servicer compliance statements , in each case, for the reporting period January 1, 2013 through December 15, 2013.

Citibank, N.A. ("Citibank") is the certificate administrator of the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan, which constituted approximately 11.3% of the asset pool of the issuing entity as of its cut-off date. Thus, Citibank is a "servicer", as defined in Item 1108(a)(iii) of Regulation AB, with respect to the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Citibank in the capacities described above are listed in the Exhibit Index.

Situs Holdings, LLC ("Situs") is the operating advisor of the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan, which constituted approximately 11.3% of the asset pool of the issuing entity as of its cut-off date. As a result, Situs is a servicing function participant with respect to 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants' attestation reports delivered by Situs in the capacities described above are listed in the Exhibit Index.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountant's attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer and primary servicer with respect to the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of "servicer" set forth in Item 1101(j), these vendors are servicers for the purposes of Item 1122. See Manual of Publicly Available Telephone Interpretations, Section 3, Item 1101(j).

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
Omitted

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Omitted

Item 8. Financial Statements and Supplementary Data
Omitted

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted

Item 9A. Controls and Procedures
Omitted

Item 9B. Other Information
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
Omitted

Item 14. Principal Accounting Fees and Services
Omitted

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b)(1) of Regulation AB. Significant Obligors of Pool Assets - Financial Information.
The Bristol Plaza Mortgage Loan (Loan #1 on Annex A of the prospectus supplement of the Registrant relating to the issuing entity filed on November 27, 2012 pursuant to Rule 424(b)(5)), constitutes a significant obligor within the meaning of Item 1101 (k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $12,681,156 for the twelve-month period ended December 31, 2013.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider - Financial Information.
No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) or Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments - Financial Information.
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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15. Attached as Exhibit O to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2012-GC8 Transaction, are attached hereto as Exhibits 33.7-33.12 and 34.7-34.12, Exhibits 33.13-33.18 and 34.13-34.18 and Exhibits 33.19-33.24 and 34.19-34.24, respectively, to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CGCMT 2012-GC8 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the for the CGCMT 2012-GC8 Transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by National Tax Search, LLC (the "2013 NTS Assessment") for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criterion described in Item 1122(d)(2)(vii) of Regulation AB. The 2013 NTS Assessment is attached to this Form 10-K as exhibit 33.6. The material instances of noncompliance disclosed in the 2013 NTS Assessment are as follows:

Material Instances of Noncompliance by National Tax Search, LLC
1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days Specificied (sic) in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specificied (sic) in transaction agreements.
Noncompliance
During the reporting period, certain reconciliations were not completed within 30 calendar days after the bank statement cutoff date. Certain reconciling items lacked proper explanations and were not resolved within 90 day (sic) calendar days of their original identification.

Remediation
Management corrected the timeliness of reconciliations within the Period and Plante Moran auditors have reviewed, under an agreed-upon procedures engagement, the compliance with the servicing criteria of section 1122(d)(2)(vii), attributes B & D, as defined above, as of January 31, 2014, noting no matters of concern.

In the first quarter of 2014 Management will also complete installation of a Treasury Workstation system, which allows for the automation of daily reconciliation allowing for review and research throughout the month instead of the days after a bank statement cutoff date. This daily reconciliation will be accompanied by proper explanation of all reconciling items. Management will review any items that require resolution and reporting will provide aging of items at 30, 45 and 60 day levels to prevent exceeding the 90 calendar day requirement.

Item 1123 of Regulation AB, Servicer Compliance Statement.
The servicer compliance statements are attached hereto as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
(1) Not applicable
(2) Not applicable
(3) See below

4.1	Pooling and Servicing Agreement, dated as of November 1, 2012, by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, U.S. Bank National Association, as trustee, certificate administrator and custodian , and Pentalpha Surveillance, LLC, as operating advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on November 27, 2012 and incorporated by reference herein)

4.2	Pooling and Servicing Agreement, dated as of September 1, 2012, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National Association, as trustee, Citibank, N.A., as certificate administrator and custodian, and Situs Holdings, LLC, as operating advisor (filed as Exhibit 4 to Citigroup Commercial Mortgage Securities Inc.'s Current Report on Form 8-K, filed on September 24, 2012 in connection with the CGCMT 2012-GC8 Transaction and incorporated by reference herein)

10.1	Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corporation II (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed on November 27, 2012 and incorporated by reference herein)

10.2	Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between Citigroup Global Markets Reality Corp. and GS Mortgage Securities Corporation II (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed on November 27, 2012 and incorporated by reference herein)

10.3	Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between Archetype Mortgage Funding I LLC and GS Mortgage Securities Corporation II (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K, filed on November 27, 2012 and incorporated by reference herein)

10.4	Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between Jefferies LoanCore LLC and GS Mortgage Securities Corporation II (filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K, filed on November 27, 2012 and incorporated by reference herein)

31.	Rule 15(d) - 14(d) Certification

33.	Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Rialto Capital Advisors, LLC, as Special Servicer
33.3 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
33.4 Pentalpha Surveillance, LLC, as Operating Advisor
33.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.6 National Tax Search, LLC, as Servicing Function Participant
33.7 Wells Fargo Bank, National Association, as Primary Servicer for the Gansevoort Park Avenue Mortgage Loan (see Exhibit 33.1)
33.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Gansevoort Park Avenue Mortgage Loan prior to December 16, 2013
33.9 Citibank, N.A., as Certificate Administrator and Custodian for the Gansevoort Park Avenue Mortgage Loan
33.10 Situs Holdings, LLC, as Operating Advisor for the Gansevoort Park Avenue Mortgage Loan
33.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Gansevoort Park Avenue Mortgage Loan (see Exhibit 33.5)
33.12 National Tax Search, LLC, as Servicing Function Participant for the Gansevoort Park Avenue Mortgage Loan (see Exhibit 33.6)
33.13 Wells Fargo Bank, National Association, as Primary Servicer for the Miami Center Mortgage Loan (see Exhibit 33.1)
33.14 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Miami Center Mortgage Loan prior to December 16, 2013 (see Exhibit 33.8)
33.15 Citibank, N.A., as Certificate Administrator and Custodian for the Miami Center Mortgage Loan (see Exhibit 33.9)
33.16 Situs Holdings, LLC, as Operating Advisor for the Miami Center Mortgage Loan (see Exhibit 33.10)
33.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Miami Center Mortgage Loan (see Exhibit 33.5)
33.18 National Tax Search, LLC, as Servicing Function Participant for the Miami Center Mortgage Loan (see Exhibit 33.6)
33.19 Wells Fargo Bank, National Association, as Primary Servicer for the 222 Broadway Mortgage Loan (see Exhibit 33.1)
33.20 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the 222 Broadway Mortgage Loan prior to December 16, 2013 (see Exhibit 33.8)
33.21 Citibank, N.A., as Certificate Administrator and Custodian for the 222 Broadway Mortgage Loan (see Exhibit 33.9)
33.22 Situs Holdings, LLC, as Operating Advisor for the 222 Broadway Mortgage Loan (see Exhibit 33.10)
33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the 222 Broadway Mortgage Loan (see Exhibit 33.5)
33.24 National Tax Search, LLC, as Servicing Function Participant for the 222 Broadway Mortgage Loan (see Exhibit 33.6)

34.	Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Rialto Capital Advisors, LLC, as Special Servicer
34.3 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
34.4 Pentalpha Surveillance, LLC, as Operating Advisor
34.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.6 National Tax Search, LLC, as Servicing Function Participant
34.7 Wells Fargo Bank, National Association, as Primary Servicer for the Gansevoort Park Avenue Mortgage Loan (see Exhibit 34.1)
34.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Gansevoort Park Avenue Mortgage Loan prior to December 16, 2013
34.9 Citibank, N.A., as Certificate Administrator and Custodian for the Gansevoort Park Avenue Mortgage Loan
34.10 Situs Holdings, LLC, as Operating Advisor for the Gansevoort Park Avenue Mortgage Loan
34.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Gansevoort Park Avenue Mortgage Loan (see Exhibit 34.5)
34.12 National Tax Search, LLC, as Servicing Function Participant for the Gansevoort Park Avenue Mortgage Loan (see Exhibit 34.6)
34.13 Wells Fargo Bank, National Association, as Primary Servicer for the Miami Center Mortgage Loan (see Exhibit 34.1)
34.14 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Miami Center Mortgage Loan prior to December 16, 2013 (see Exhibit 34.8)
34.15 Citibank, N.A., as Certificate Administrator and Custodian for the Miami Center Mortgage Loan (see Exhibit 34.9)
34.16 Situs Holdings, LLC, as Operating Advisor for the Miami Center Mortgage Loan (see Exhibit 34.10)
34.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Miami Center Mortgage Loan (see Exhibit 34.5)
34.18 National Tax Search, LLC, as Servicing Function Participant for the Miami Center Mortgage Loan (see Exhibit 34.6)
34.19 Wells Fargo Bank, National Association, as Primary Servicer for the 222 Broadway Mortgage Loan (see Exhibit 34.1)
34.20 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the 222 Broadway Mortgage Loan prior to December 16, 2013 (see Exhibit 34.8)
34.21 Citibank, N.A., as Certificate Administrator and Custodian for the 222 Broadway Mortgage Loan (see Exhibit 34.9)
34.22 Situs Holdings, LLC, as Operating Advisor for the 222 Broadway Mortgage Loan (see Exhibit 34.10)
34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the 222 Broadway Mortgage Loan (see Exhibit 34.5)
34.24 National Tax Search, LLC, as Servicing Function Participant for the 222 Broadway Mortgage Loan (see Exhibit 34.6)

35.	Servicer Compliance Statements
35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Rialto Capital Advisors, LLC, as Special Servicer
35.3 U.S. Bank National Association, as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Primary Servicer for the Gansevoort Park Avenue Mortgage Loan
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Gansevoort Park Avenue Mortgage Loan prior to December 16, 2013
35.6 Citibank, N.A., as Certificate Administrator and Custodian for the Gansevoort Park Avenue Mortgage Loan
35.7 Wells Fargo Bank, National Association, as Primary Servicer for the Miami Center Mortgage Loan (see Exhibit 35.4)
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Miami Center Mortgage Loan prior to December 16, 2013 (see Exhibit 35.5)
35.9 Citibank, N.A., as Certificate Administrator and Custodian for the Miami Center Mortgage Loan (see Exhibit 35.6)
35.10 Wells Fargo Bank, National Association, as Primary Servicer for the 222 Broadway Mortgage Loan (see Exhibit 35.4)
35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the 222 Broadway Mortgage Loan prior to December 16, 2013 (see Exhibit 35.5)
35.12 Citibank, N.A., as Certificate Administrator and Custodian for the 222 Broadway Mortgage Loan (see Exhibit 35.6)

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

GS Mortgage Securities Corporation II
(Depositor)
By: /s/ J. Theodore Borter
Name: J. Theodore Borter, President
Title: (senior officer in charge of securitization of the depositor)

Dated:	March 31, 2014

EXHIBIT INDEX

Exhibit	Description
4.1	Pooling and Servicing Agreement, dated as of November 1, 2012, by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, U.S. Bank National Association, as trustee, certificate administrator and custodian , and Pentalpha Surveillance, LLC, as operating advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on November 27, 2012 and incorporated by reference herein)
4.2	Pooling and Servicing Agreement, dated as of September 1, 2012, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National Association, as trustee, Citibank, N.A., as certificate administrator and custodian, and Situs Holdings, LLC, as operating advisor (filed as Exhibit 4 to Citigroup Commercial Mortgage Securities Inc.'s Current Report on Form 8-K, filed on September 24, 2012 in connection with the CGCMT 2012-GC8 Transaction and incorporated by reference herein)

10.1	Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corporation II (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed on November 27, 2012 and incorporated by reference herein)

10.2	Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between Citigroup Global Markets Reality Corp. and GS Mortgage Securities Corporation II (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed on November 27, 2012 and incorporated by reference herein)

10.3	Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between Archetype Mortgage Funding I LLC and GS Mortgage Securities Corporation II (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K, filed on November 27, 2012 and incorporated by reference herein)

10.4	Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between Jefferies LoanCore LLC and GS Mortgage Securities Corporation II (filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K, filed on November 27, 2012 and incorporated by reference herein)

31.	Rule 15(d) - 14(d) Certification

33.	Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Rialto Capital Advisors, LLC, as Special Servicer
33.3 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
33.4 Pentalpha Surveillance, LLC, as Operating Advisor
33.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.6 National Tax Search, LLC, as Servicing Function Participant
33.7 Wells Fargo Bank, National Association, as Primary Servicer for the Gansevoort Park Avenue Mortgage Loan (see Exhibit 33.1)
33.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Gansevoort Park Avenue Mortgage Loan prior to December 16, 2013
33.9 Citibank, N.A., as Certificate Administrator and Custodian for the Gansevoort Park Avenue Mortgage Loan
33.10 Situs Holdings, LLC, as Operating Advisor for the Gansevoort Park Avenue Mortgage Loan
33.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Gansevoort Park Avenue Mortgage Loan (see Exhibit 33.5)
33.12 National Tax Search, LLC, as Servicing Function Participant for the Gansevoort Park Avenue Mortgage Loan (see Exhibit 33.6)
33.13 Wells Fargo Bank, National Association, as Primary Servicer for the Miami Center Mortgage Loan (see Exhibit 33.1)
33.14 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Miami Center Mortgage Loan prior to December 16, 2013 (see Exhibit 33.8)
33.15 Citibank, N.A., as Certificate Administrator and Custodian for the Miami Center Mortgage Loan (see Exhibit 33.9)
33.16 Situs Holdings, LLC, as Operating Advisor for the Miami Center Mortgage Loan (see Exhibit 33.10)
33.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Miami Center Mortgage Loan (see Exhibit 33.5)
33.18 National Tax Search, LLC, as Servicing Function Participant for the Miami Center Mortgage Loan (see Exhibit 33.6)
33.19 Wells Fargo Bank, National Association, as Primary Servicer for the 222 Broadway Mortgage Loan (see Exhibit 33.1)
33.20 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the 222 Broadway Mortgage Loan prior to December 16, 2013 (see Exhibit 33.8)
33.21 Citibank, N.A., as Certificate Administrator and Custodian for the 222 Broadway Mortgage Loan (see Exhibit 33.9)
33.22 Situs Holdings, LLC, as Operating Advisor for the 222 Broadway Mortgage Loan (see Exhibit 33.10)
33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the 222 Broadway Mortgage Loan (see Exhibit 33.5)
33.24 National Tax Search, LLC, as Servicing Function Participant for the 222 Broadway Mortgage Loan (see Exhibit 33.6)

34.	Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Rialto Capital Advisors, LLC, as Special Servicer
34.3 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
34.4 Pentalpha Surveillance, LLC, as Operating Advisor
34.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.6 National Tax Search, LLC, as Servicing Function Participant
34.7 Wells Fargo Bank, National Association, as Primary Servicer for the Gansevoort Park Avenue Mortgage Loan (see Exhibit 34.1)
34.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Gansevoort Park Avenue Mortgage Loan prior to December 16, 2013
34.9 Citibank, N.A., as Certificate Administrator and Custodian for the Gansevoort Park Avenue Mortgage Loan
34.10 Situs Holdings, LLC, as Operating Advisor for the Gansevoort Park Avenue Mortgage Loan
34.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Gansevoort Park Avenue Mortgage Loan (see Exhibit 34.5)
34.12 National Tax Search, LLC, as Servicing Function Participant for the Gansevoort Park Avenue Mortgage Loan (see Exhibit 34.6)
34.13 Wells Fargo Bank, National Association, as Primary Servicer for the Miami Center Mortgage Loan (see Exhibit 34.1)
34.14 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Miami Center Mortgage Loan prior to December 16, 2013 (see Exhibit 34.8)
34.15 Citibank, N.A., as Certificate Administrator and Custodian for the Miami Center Mortgage Loan (see Exhibit 34.9)
34.16 Situs Holdings, LLC, as Operating Advisor for the Miami Center Mortgage Loan (see Exhibit 34.10)
34.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Miami Center Mortgage Loan (see Exhibit 34.5)
34.18 National Tax Search, LLC, as Servicing Function Participant for the Miami Center Mortgage Loan (see Exhibit 34.6)
34.19 Wells Fargo Bank, National Association, as Primary Servicer for the 222 Broadway Mortgage Loan (see Exhibit 34.1)
34.20 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the 222 Broadway Mortgage Loan prior to December 16, 2013 (see Exhibit 34.8)
34.21 Citibank, N.A., as Certificate Administrator and Custodian for the 222 Broadway Mortgage Loan (see Exhibit 34.9)
34.22 Situs Holdings, LLC, as Operating Advisor for the 222 Broadway Mortgage Loan (see Exhibit 34.10)
34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the 222 Broadway Mortgage Loan (see Exhibit 34.5)
34.24 National Tax Search, LLC, as Servicing Function Participant for the 222 Broadway Mortgage Loan (see Exhibit 34.6)

35.	Servicer Compliance Statements
35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Rialto Capital Advisors, LLC, as Special Servicer
35.3 U.S. Bank National Association, as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Primary Servicer for the Gansevoort Park Avenue Mortgage Loan
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Gansevoort Park Avenue Mortgage Loan prior to December 16, 2013
35.6 Citibank, N.A., as Certificate Administrator and Custodian for the Gansevoort Park Avenue Mortgage Loan
35.7 Wells Fargo Bank, National Association, as Primary Servicer for the Miami Center Mortgage Loan (see Exhibit 35.4)
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Miami Center Mortgage Loan prior to December 16, 2013 (see Exhibit 35.5)
35.9 Citibank, N.A., as Certificate Administrator and Custodian for the Miami Center Mortgage Loan (see Exhibit 35.6)
35.10 Wells Fargo Bank, National Association, as Primary Servicer for the 222 Broadway Mortgage Loan (see Exhibit 35.4)
35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the 222 Broadway Mortgage Loan prior to December 16, 2013 (see Exhibit 35.5)
35.12 Citibank, N.A., as Certificate Administrator and Custodian for the 222 Broadway Mortgage Loan (see Exhibit 35.6)

EX-31 Rule 13a-14(d)/15d-14(d) Certification.

I, J. Theodore Borter, certify that:

1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of the GS Mortgage Securities Trust 2012-GCJ9 (the "Exchange Act periodic reports");

2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

4. Based on my knowledge and the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements in all material respects; and

5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian, Pentalpha Surveillance, LLC, as Operating Advisor, CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant, National Tax Search, LLC, as Servicing Function Participant, Wells Fargo Bank, National Association, as Primary Servicer for the Gansevoort Park Avenue Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Gansevoort Park Avenue Mortgage Loan prior to December 16, 2013, LNR Partners, LLC, as Special Servicer for the Gansevoort Park Avenue Mortgage Loan on and after December 16, 2013, U.S. Bank National Association, as Trustee for the Gansevoort Park Avenue Mortgage Loan, Citibank, N.A., as Certificate Administrator and Custodian for the Gansevoort Park Avenue Mortgage Loan, Situs Holdings, LLC, as Operating Advisor for the Gansevoort Park Avenue Mortgage Loan, CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Gansevoort Park Avenue Mortgage Loan, National Tax Search, LLC, as Servicing Function Participant for the Gansevoort Park Avenue Mortgage Loan, Wells Fargo Bank, National Association, as Primary Servicer for the Miami Center Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Miami Center Mortgage Loan prior to December 16, 2013, LNR Partners, LLC, as Special Servicer for the Miami Center Mortgage Loan on and after December 16, 2013, U.S. Bank National Association, as Trustee for the Miami Center Mortgage Loan, Citibank, N.A., as Certificate Administrator and Custodian for the Miami Center Mortgage Loan, Situs Holdings, LLC, as Operating Advisor for the Miami Center Mortgage Loan, CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Miami Center Mortgage Loan, National Tax Search, LLC, as Servicing Function Participant for the Miami Center Mortgage Loan, Wells Fargo Bank, National Association, as Primary Servicer for the 222 Broadway Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the 222 Broadway Mortgage Loan prior to December 16, 2013, LNR Partners, LLC, as Special Servicer for the 222 Broadway Mortgage Loan on and after December 16, 2013, U.S. Bank National Association, as Trustee for the 222 Broadway Mortgage Loan, Citibank, N.A., as Certificate Administrator and Custodian for the 222 Broadway Mortgage Loan, Situs Holdings, LLC, as Operating Advisor for the 222 Broadway Mortgage Loan, CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the 222 Broadway Mortgage Loan, and National Tax Search, LLC, as Servicing Function Participant for the 222 Broadway Mortgage Loan.

Dated: March 31, 2014

/s/ J. Theodore Borter
Signature

President
(senior officer in charge of securitization of the depositor)