Form 10-K
period 2014-12-31
GS Mortgage Securities Trust 2012-GCJ9
filed 2015-03-31
CIK 1560456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File Number of Issuing entity: 333-171508-04

Central Index Key Number of the issuing entity: 0001560456
GS Mortgage Securities Trust 2012-GCJ9
(Exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001004158
GS Mortgage Securities Corporation II
(Exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541502
Goldman Sachs Mortgage Company
(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001555524
Jefferies LoanCore LLC
(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541001
Citigroup Global Markets Realty Corp.
(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001548405
(The CIK provided is associated with Starwood Mortgage Capital LLC, the parent of the sponsor, which acts as securitizer for purposes of Rule 15Ga-1)
Starwood Mortgage Funding I LLC
(formerly known as Archetype Mortgage Funding I LLC)
(exact name of the sponsor as specified in its charter)

New York
(State or other jurisdiction of incorporation or organization of the issuing entity)

46-1483808
46-1493598
(I.R.S. Employer Identification Numbers)

c/o U.S. Bank National Association
190 S. LaSalle Street
Chicago, IL
(Address of principal executive offices of issuing entity)

60603
(Zip Code)

Registrant’s telephone number, including area code:
(212) 902-1000

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10 K.
Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No
Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
Not applicable.

EXPLANATORY NOTES

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan, which constituted approximately 4.7%, 4.1% and 2.5%, respectively, of the asset pool of the issuing entity as of its cut-off date. The Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan are each an asset of the issuing entity and are each part of a respective loan combination that includes the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the CGCMT 2012-GC8 Mortgage Trust transaction, Commission File Number 333-166711-02 (the “CGCMT 2012-GC8 Transaction”). These loan combinations, including the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan, respectively, are each being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2012-GC8 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

Wells Fargo Bank, National Association ("Wells Fargo Bank") is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan. Thus, Wells Fargo Bank is a "servicer", as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to these mortgage loans because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Wells Fargo Bank in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC (“LNR”) is the special servicer of the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan, which constituted approximately 11.3% of the asset pool of the issuing entity as of its cut-off date. Thus, LNR is a “servicer”, as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR in the capacities described above are listed in the Exhibit Index.

Citibank, N.A. (“Citibank”) is the certificate administrator of the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan. Thus, Citibank is a “servicer”, as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to these mortgage loans because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Citibank in the capacities described above are listed in the Exhibit Index.

Citibank is the custodian for the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan. Thus, Citibank, in the capacities described above, is a servicing function participant with respect to 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Citibank in the capacities described above are listed in the Exhibit Index.

Situs Holdings, LLC (“Situs”) is the operating advisor of the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan, which constituted approximately 11.3% of the asset pool of the issuing entity as of its cut-off date. As a result, Situs is a servicing function participant with respect to 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Situs in the capacities described above are listed in the Exhibit Index.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountant’s attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer and primary servicer with respect to the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are servicers for the purposes of Item 1122. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6. Selected Financial Data.
Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).
The Bristol Plaza Mortgage Loan (Loan # 1 on Annex A to the prospectus supplement of the Registrant relating to the issuing entity filed on November 27, 2012 pursuant to Rule 424(b)(5)), constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $16,693,990.00 for the twelve-month period ended December 31, 2014.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers Financial Information).
No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).
No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB. Legal Proceedings.
The registrant knows of no material pending legal proceedings involving the entities contemplated by Item 1117 of Regulation AB, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank National Association, as trustee and certificate administrator:

In June 2014, a civil complaint was filed in the Supreme Court of the State of New York, New York County, by a group of institutional investors against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities ("RMBS") trusts. The plaintiffs are investment funds formed by nine investment advisors (AEGON, BlackRock, Brookfield, DZ Bank, Kore, PIMCO, Prudential, Sealink and TIAA) that purport to be bringing suit derivatively on behalf of 841 RMBS trusts that issued $771 billion in original principal amount of securities between 2004 and 2008. According to the plaintiffs, cumulative losses for these RMBS trusts equal $92.4 billion as of the date of the complaint. The complaint is one of six similar complaints filed against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo) by certain of these plaintiffs. The complaint against U.S. Bank alleges the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and asserts causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaint also asserts that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches by mortgage loan servicers and that the trustee purportedly failed to abide by appropriate standards of care following events of default. Relief sought includes money damages in an unspecified amount and equitable relief. In November 2014, the plaintiffs sought leave to voluntarily dismiss their original state court complaint and filed a substantially similar complaint in the United States District Court for the Southern District of New York. The federal civil complaint added a class action allegation and a change in the total number of named trusts to 843 RMBS trusts. In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court complaint was granted. Other cases alleging similar causes of action have previously been filed against U.S. Bank and other trustees by RMBS investors in other transactions.

There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
The information regarding this item has been previously provided in a prospectus supplement of the registrant relating to the issuing entity filed on November 27, 2012 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15. Attached as Exhibit O to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2012-GC8 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CGCMT 2012-GC8 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the for the CGCMT 2012-GC8 Transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

Item 1123 of Regulation AB. Servicer Compliance Statement.
The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
(1) Not applicable
(2) Not applicable
(3) See below

4.1 Pooling and Servicing Agreement, dated as of November 1, 2012, by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, U.S. Bank National Association, as trustee, certificate administrator and custodian , and Pentalpha Surveillance, LLC, as operating advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on November 27, 2012 and incorporated by reference herein)

4.2 Pooling and Servicing Agreement, dated as of September 1, 2012, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National Association, as trustee, Citibank, N.A., as certificate administrator and custodian, and Situs Holdings, LLC, as operating advisor (filed as Exhibit 4 to Citigroup Commercial Mortgage Securities Inc.'s Current Report on Form 8-K, filed on September 24, 2012 in connection with the CGCMT 2012-GC8 Transaction and incorporated by reference herein)

10.1 Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corporation II (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed on November 27, 2012 and incorporated by reference herein)

10.2 Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between Citigroup Global Markets Realty Corp. and GS Mortgage Securities Corporation II (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed on November 27, 2012 and incorporated by reference herein)

10.3 Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between Archetype Mortgage Funding I LLC and GS Mortgage Securities Corporation II (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K, filed on November 27, 2012 and incorporated by reference herein)

10.4 Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between Jefferies LoanCore LLC and GS Mortgage Securities Corporation II (filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K, filed on November 27, 2012 and incorporated by reference herein)

31. Rule 15(d) - 14(d) Certifications.

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
33.8 LNR Partners, LLC, as Special Servicer for the Gansevoort Park Avenue Mortgage Loan
33.9 Citibank, N.A., as Certificate Administrator and Custodian for the Gansevoort Park Avenue Mortgage Loan
33.10 Situs Holdings, LLC, as Operating Advisor for the Gansevoort Park Avenue Mortgage Loan
33.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Gansevoort Park Avenue Mortgage Loan (see Exhibit 33.5)
33.12 National Tax Search, LLC, as Servicing Function Participant for the Gansevoort Park Avenue Mortgage Loan (see Exhibit 33.6)
33.13 Wells Fargo Bank, National Association, as Primary Servicer for the Miami Center Mortgage Loan (see Exhibit 33.1)
33.14 LNR Partners, LLC, as Special Servicer for the Miami Center Mortgage Loan (see Exhibit 33.8)
33.15 Citibank, N.A., as Certificate Administrator and Custodian for the Miami Center Mortgage Loan (see Exhibit 33.9)
33.16 Situs Holdings, LLC, as Operating Advisor for the Miami Center Mortgage Loan (see Exhibit 33.10)
33.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Miami Center Mortgage Loan (see Exhibit 33.5)
33.18 National Tax Search, LLC, as Servicing Function Participant for the Miami Center Mortgage Loan (see Exhibit 33.6)
33.19 Wells Fargo Bank, National Association, as Primary Servicer for the 222 Broadway Mortgage Loan (see Exhibit 33.1)
33.20 LNR Partners, LLC, as Special Servicer for the 222 Broadway Mortgage Loan (see Exhibit 33.8)
33.21 Citibank, N.A., as Certificate Administrator and Custodian for the 222 Broadway Mortgage Loan (see Exhibit 33.9)
33.22 Situs Holdings, LLC, as Operating Advisor for the 222 Broadway Mortgage Loan (see Exhibit 33.10)
33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the 222 Broadway Mortgage Loan (see Exhibit 33.5)
33.24 National Tax Search, LLC, as Servicing Function Participant for the 222 Broadway Mortgage Loan (see Exhibit 33.6)

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
34.8 LNR Partners, LLC, as Special Servicer for the Gansevoort Park Avenue Mortgage Loan
34.9 Citibank, N.A., as Certificate Administrator and Custodian for the Gansevoort Park Avenue Mortgage Loan
34.10 Situs Holdings, LLC, as Operating Advisor for the Gansevoort Park Avenue Mortgage Loan
34.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Gansevoort Park Avenue Mortgage Loan (see Exhibit 34.5)
34.12 National Tax Search, LLC, as Servicing Function Participant for the Gansevoort Park Avenue Mortgage Loan (see Exhibit 34.6)
34.13 Wells Fargo Bank, National Association, as Primary Servicer for the Miami Center Mortgage Loan (see Exhibit 34.1)
34.14 LNR Partners, LLC, as Special Servicer for the Miami Center Mortgage Loan (see Exhibit 34.8)
34.15 Citibank, N.A., as Certificate Administrator and Custodian for the Miami Center Mortgage Loan (see Exhibit 34.9)
34.16 Situs Holdings, LLC, as Operating Advisor for the Miami Center Mortgage Loan (see Exhibit 34.10)
34.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Miami Center Mortgage Loan (see Exhibit 34.5)
34.18 National Tax Search, LLC, as Servicing Function Participant for the Miami Center Mortgage Loan (see Exhibit 34.6)
34.19 Wells Fargo Bank, National Association, as Primary Servicer for the 222 Broadway Mortgage Loan (see Exhibit 34.1)
34.20 LNR Partners, LLC, as Special Servicer for the 222 Broadway Mortgage Loan (see Exhibit 34.8)
34.21 Citibank, N.A., as Certificate Administrator and Custodian for the 222 Broadway Mortgage Loan (see Exhibit 34.9)
34.22 Situs Holdings, LLC, as Operating Advisor for the 222 Broadway Mortgage Loan (see Exhibit 34.10)
34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the 222 Broadway Mortgage Loan (see Exhibit 34.5)
34.24 National Tax Search, LLC, as Servicing Function Participant for the 222 Broadway Mortgage Loan (see Exhibit 34.6)

35. Servicer Compliance Statements.
35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Rialto Capital Advisors, LLC, as Special Servicer
35.3 U.S. Bank National Association, as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Primary Servicer for the 222 Broadway Mortgage Loan
35.5 LNR Partners, LLC, as Special Servicer for the 222 Broadway Mortgage Loan
35.6 Citibank, N.A., as Certificate Administrator for the 222 Broadway Mortgage Loan
35.7 Wells Fargo Bank, National Association, as Primary Servicer for the Gansevoort Park Avenue Mortgage Loan (see Exhibit 35.4)
35.8 LNR Partners, LLC, as Special Servicer for the Gansevoort Park Avenue Mortgage Loan (see Exhibit 35.5)
35.9 Citibank, N.A., as Certificate Administrator for the Gansevoort Park Avenue Mortgage Loan (see Exhibit 35.6)
35.10 Wells Fargo Bank, National Association, as Primary Servicer for the Miami Center Mortgage Loan (see Exhibit 35.4)
35.11 LNR Partners, LLC, as Special Servicer for the Miami Center Mortgage Loan (see Exhibit 35.5)
35.12 Citibank, N.A., as Certificate Administrator for the Miami Center Mortgage Loan (see Exhibit 35.6)

(b) The exhibits required to be filed by the registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.
(c) Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GS Mortgage Securities Corporation II
(Depositor)

/s/ J. Theodore Borter
Name: J. Theodore Borter, President
(senior officer in charge of securitization of the depositor)

Date:	March 30, 2015

Exhibit Index

Exhibit No.
(1) Not applicable
(2) Not applicable
(3) See below

4.1 Pooling and Servicing Agreement, dated as of November 1, 2012, by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, U.S. Bank National Association, as trustee, certificate administrator and custodian , and Pentalpha Surveillance, LLC, as operating advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on November 27, 2012 and incorporated by reference herein)

4.2 Pooling and Servicing Agreement, dated as of September 1, 2012, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National Association, as trustee, Citibank, N.A., as certificate administrator and custodian, and Situs Holdings, LLC, as operating advisor (filed as Exhibit 4 to Citigroup Commercial Mortgage Securities Inc.'s Current Report on Form 8-K, filed on September 24, 2012 in connection with the CGCMT 2012-GC8 Transaction and incorporated by reference herein)

10.1 Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corporation II (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed on November 27, 2012 and incorporated by reference herein)

10.2 Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between Citigroup Global Markets Realty Corp. and GS Mortgage Securities Corporation II (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed on November 27, 2012 and incorporated by reference herein)

10.3 Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between Archetype Mortgage Funding I LLC and GS Mortgage Securities Corporation II (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K, filed on November 27, 2012 and incorporated by reference herein)

10.4 Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between Jefferies LoanCore LLC and GS Mortgage Securities Corporation II (filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K, filed on November 27, 2012 and incorporated by reference herein)

31. Rule 15(d) - 14(d) Certifications.

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
33.8 LNR Partners, LLC, as Special Servicer for the Gansevoort Park Avenue Mortgage Loan
33.9 Citibank, N.A., as Certificate Administrator and Custodian for the Gansevoort Park Avenue Mortgage Loan
33.10 Situs Holdings, LLC, as Operating Advisor for the Gansevoort Park Avenue Mortgage Loan
33.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Gansevoort Park Avenue Mortgage Loan (see Exhibit 33.5)
33.12 National Tax Search, LLC, as Servicing Function Participant for the Gansevoort Park Avenue Mortgage Loan (see Exhibit 33.6)
33.13 Wells Fargo Bank, National Association, as Primary Servicer for the Miami Center Mortgage Loan (see Exhibit 33.1)
33.14 LNR Partners, LLC, as Special Servicer for the Miami Center Mortgage Loan (see Exhibit 33.8)
33.15 Citibank, N.A., as Certificate Administrator and Custodian for the Miami Center Mortgage Loan (see Exhibit 33.9)
33.16 Situs Holdings, LLC, as Operating Advisor for the Miami Center Mortgage Loan (see Exhibit 33.10)
33.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Miami Center Mortgage Loan (see Exhibit 33.5)
33.18 National Tax Search, LLC, as Servicing Function Participant for the Miami Center Mortgage Loan (see Exhibit 33.6)
33.19 Wells Fargo Bank, National Association, as Primary Servicer for the 222 Broadway Mortgage Loan (see Exhibit 33.1)
33.20 LNR Partners, LLC, as Special Servicer for the 222 Broadway Mortgage Loan (see Exhibit 33.8)
33.21 Citibank, N.A., as Certificate Administrator and Custodian for the 222 Broadway Mortgage Loan (see Exhibit 33.9)
33.22 Situs Holdings, LLC, as Operating Advisor for the 222 Broadway Mortgage Loan (see Exhibit 33.10)
33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the 222 Broadway Mortgage Loan (see Exhibit 33.5)
33.24 National Tax Search, LLC, as Servicing Function Participant for the 222 Broadway Mortgage Loan (see Exhibit 33.6)

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
34.8 LNR Partners, LLC, as Special Servicer for the Gansevoort Park Avenue Mortgage Loan
34.9 Citibank, N.A., as Certificate Administrator and Custodian for the Gansevoort Park Avenue Mortgage Loan
34.10 Situs Holdings, LLC, as Operating Advisor for the Gansevoort Park Avenue Mortgage Loan
34.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Gansevoort Park Avenue Mortgage Loan (see Exhibit 34.5)
34.12 National Tax Search, LLC, as Servicing Function Participant for the Gansevoort Park Avenue Mortgage Loan (see Exhibit 34.6)
34.13 Wells Fargo Bank, National Association, as Primary Servicer for the Miami Center Mortgage Loan (see Exhibit 34.1)
34.14 LNR Partners, LLC, as Special Servicer for the Miami Center Mortgage Loan (see Exhibit 34.8)
34.15 Citibank, N.A., as Certificate Administrator and Custodian for the Miami Center Mortgage Loan (see Exhibit 34.9)
34.16 Situs Holdings, LLC, as Operating Advisor for the Miami Center Mortgage Loan (see Exhibit 34.10)
34.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Miami Center Mortgage Loan (see Exhibit 34.5)
34.18 National Tax Search, LLC, as Servicing Function Participant for the Miami Center Mortgage Loan (see Exhibit 34.6)
34.19 Wells Fargo Bank, National Association, as Primary Servicer for the 222 Broadway Mortgage Loan (see Exhibit 34.1)
34.20 LNR Partners, LLC, as Special Servicer for the 222 Broadway Mortgage Loan (see Exhibit 34.8)
34.21 Citibank, N.A., as Certificate Administrator and Custodian for the 222 Broadway Mortgage Loan (see Exhibit 34.9)
34.22 Situs Holdings, LLC, as Operating Advisor for the 222 Broadway Mortgage Loan (see Exhibit 34.10)
34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the 222 Broadway Mortgage Loan (see Exhibit 34.5)
34.24 National Tax Search, LLC, as Servicing Function Participant for the 222 Broadway Mortgage Loan (see Exhibit 34.6)

35. Servicer Compliance Statements.
35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Rialto Capital Advisors, LLC, as Special Servicer
35.3 U.S. Bank National Association, as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Primary Servicer for the 222 Broadway Mortgage Loan
35.5 LNR Partners, LLC, as Special Servicer for the 222 Broadway Mortgage Loan
35.6 Citibank, N.A., as Certificate Administrator for the 222 Broadway Mortgage Loan
35.7 Wells Fargo Bank, National Association, as Primary Servicer for the Gansevoort Park Avenue Mortgage Loan (see Exhibit 35.4)
35.8 LNR Partners, LLC, as Special Servicer for the Gansevoort Park Avenue Mortgage Loan (see Exhibit 35.5)
35.9 Citibank, N.A., as Certificate Administrator for the Gansevoort Park Avenue Mortgage Loan (see Exhibit 35.6)
35.10 Wells Fargo Bank, National Association, as Primary Servicer for the Miami Center Mortgage Loan (see Exhibit 35.4)
35.11 LNR Partners, LLC, as Special Servicer for the Miami Center Mortgage Loan (see Exhibit 35.5)
35.12 Citibank, N.A., as Certificate Administrator for the Miami Center Mortgage Loan (see Exhibit 35.6)

(b) The exhibits required to be filed by the registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.
(c) Not applicable.

EX-31 Rule 13a-14(d)/15d-14(d) Certifications.

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

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian, Pentalpha Surveillance, LLC, as Operating Advisor, CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant, National Tax Search, LLC, as Servicing Function Participant, Wells Fargo Bank, National Association, as Primary Servicer for the Gansevoort Park Avenue Mortgage Loan, LNR Partners, LLC, as Special Servicer for the Gansevoort Park Avenue Mortgage Loan, U.S. Bank National Association, as Trustee for the Gansevoort Park Avenue Mortgage Loan, Citibank, N.A., as Certificate Administrator and Custodian for the Gansevoort Park Avenue Mortgage Loan, Situs Holdings, LLC, as Operating Advisor for the Gansevoort Park Avenue Mortgage Loan, CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Gansevoort Park Avenue Mortgage Loan, National Tax Search, LLC, as Servicing Function Participant for the Gansevoort Park Avenue Mortgage Loan, Wells Fargo Bank, National Association, as Primary Servicer for the Miami Center Mortgage Loan, LNR Partners, LLC, as Special Servicer for the Miami Center Mortgage Loan, U.S. Bank National Association, as Trustee for the Miami Center Mortgage Loan, Citibank, N.A., as Certificate Administrator and Custodian for the Miami Center Mortgage Loan, Situs Holdings, LLC, as Operating Advisor for the Miami Center Mortgage Loan, CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Miami Center Mortgage Loan, National Tax Search, LLC, as Servicing Function Participant for the Miami Center Mortgage Loan, Wells Fargo Bank, National Association, as Primary Servicer for the 222 Broadway Mortgage Loan, LNR Partners, LLC, as Special Servicer for the 222 Broadway Mortgage Loan, U.S. Bank National Association, as Trustee for the 222 Broadway Mortgage Loan, Citibank, N.A., as Certificate Administrator and Custodian for the 222 Broadway Mortgage Loan, Situs Holdings, LLC, as Operating Advisor for the 222 Broadway Mortgage Loan, CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the 222 Broadway Mortgage Loan, and National Tax Search, LLC, as Servicing Function Participant for the 222 Broadway Mortgage Loan.

Dated: March 30, 2015

/s/ J. Theodore Borter

President
(senior officer in charge of securitization of the depositor)