Form 10-K
period 2016-12-31
GS Mortgage Securities Trust 2012-GCJ9
filed 2017-03-28
CIK 1560456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Central Index Key Number of the sponsor: 0001682511

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒  No

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

Not applicable.

EXPLANATORY NOTES

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan, which constituted approximately 4.7%, 4.1% and 2.5%, respectively, of the asset pool of the issuing entity as of its cut-off date. The Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan or the 222 Broadway Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the Citigroup Commercial Mortgage Trust 2012-GC8 transaction, Commission File Number 333-166711-02 (the “CGCMT 2012-GC8 Transaction”). These loan combinations, including the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2012-GC8 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the CGCMT 2012-GC8 Transaction. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CGCMT 2012-GC8 Transaction. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

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

U.S. Bank National Association acts as trustee of the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan. The trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB. The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction. As a result, consistent with industry practice, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee.

As described above in these Explanatory Notes, this Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and the accountant’s attestation report of U.S. Bank National Association, as a servicing function participant engaged by Citibank, N.A. with respect to the maintenance of collateral or security on pool assets as required by the pooling and servicing agreement for the CGCMT 2012-GC8 Transaction and the safeguarding of pool assets and related documents as required by the pooling and servicing agreement for the CGCMT 2012-GC8 Transaction with respect to the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(i)-(ii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, U.S. Bank is a “servicer” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Citibank, N.A. is the custodian of the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan. As a result, Citibank, N.A. is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Citibank, N.A. in the capacities described above are listed in the Exhibit Index, and exclude the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB, relating to the maintenance of collateral or security on pool assets as required by the pooling and servicing agreement for the CGCMT 2012-GC8 Transaction and the safeguarding of pool assets and related documents as required by the pooling and servicing agreement for the CGCMT 2012-GC8 Transaction, which servicing criteria have been assessed by U.S. Bank National Association, as a servicing function participant, as described below in these Explanatory Notes.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Bristol Plaza Mortgage Loan (Control Number 1 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on November 27, 2012 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $10,442,828.00 for the twelve- month period ended December 31, 2016.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Citibank, N.A., as certificate administrator and custodian:

5

Citibank, N.A. ("Citibank") is acting as certificate administrator and custodian of the CGCMT 2012-GC8 Transaction. In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions. Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. Citibank’s motion to dismiss the federal complaint was fully briefed as of May 13, 2015. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. This case is still pending as to the one remaining trust at issue.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee. This case includes the 24 trusts previously dismissed in the federal action, and one additional trust. The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”). Citibank’s motion to dismiss was fully briefed as of April 15, 2016. Following oral argument on Citibank’s motion to dismiss, Plaintiffs filed an amended complaint on August 5, 2016. Citibank’s motion to dismiss the amended complaint was fully briefed as of October 21, 2016. We await a decision.

On August 19, 2015, the Federal Deposit Insurance Corporation (FDIC) as Receiver for a financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, entities that have also been sued by FDIC in their capacity as trustee, and whose cases are also in front of Judge Carter. Defendants’ joint motion to dismiss was fully briefed as of March 22, 2016. On September 30, 2016, the Court granted Citibank’s motion to dismiss the complaint without prejudice for lack of subject matter jurisdiction. On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order. On October 25, 2016, the court granted leave for defendants to file an opposition brief. Defendants filed their opposition on November 15, 2016 and Plaintiff filed its reply brief on November 22, 2016. We await a decision from the Court on plaintiff’s motion.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts. However, Citibank denies liability and continues to vigorously defend against these litigations. Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank's ability to perform its duties as certificate administrator and custodian under the pooling and servicing agreement for the CGCMT 2012-GC8 Transaction.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1	Pooling and Servicing Agreement, dated as of November 1, 2012, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC , as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor and U.S. Bank National Association, as Certificate Administrator and Trustee (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on November 29, 2012 under Commission File No. 333-171508-04 and incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of September 1, 2012, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Situs Holdings, LLC, as Operating Advisor, Citibank, N.A., as Certificate Administrator, and U.S. Bank National Association, as Trustee (filed as Exhibit 4 to Citigroup Commercial Mortgage Securities Inc.’s Current Report on Form 8-K/A filed on October 1, 2012 under Commission File No. 333-166711-02 and incorporated by reference herein).

10.1	Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between GS Mortgage Securities Corporation II and Goldman Sachs Mortgage Company (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 29, 2012 under Commission File No. 333-171508-04 and incorporated by reference herein)

10.2	Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between GS Mortgage Securities Corporation II and Jefferies LoanCore LLC (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on November 29, 2012 under Commission File No. 333-171508-04 and incorporated by reference herein)

10.3	Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between GS Mortgage Securities Corporation II and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on November 29, 2012 under Commission File No. 333-171508-04 and incorporated by reference herein)

10.4	Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between GS Mortgage Securities Corporation II and Archetype Mortgage Funding I LLC (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on November 29, 2012 under Commission File No. 333-171508-04 and incorporated by reference herein)

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Wells Fargo Bank, National Association, as Master Servicer

33.2	Rialto Capital Advisors, LLC , as Special Servicer

33.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

33.4	Pentalpha Surveillance LLC, as Operating Advisor

33.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.6	National Tax Search, LLC, as Servicing Function Participant

33.7	Wells Fargo Bank, National Association, as Primary Servicer of the Gansevoort Park Avenue Mortgage Loan (see Exhibit 33.1)

33.8	LNR Partners, LLC, as Special Servicer of the Gansevoort Park Avenue Mortgage Loan

33.9	Citibank, N.A., as Certificate Administrator and Custodian of the Gansevoort Park Avenue Mortgage Loan

33.10	Situs Holdings, LLC, as Operating Advisor of the Gansevoort Park Avenue Mortgage Loan

33.11	U.S. Bank National Association, as Servicing Function Participant of the Gansevoort Park Avenue Mortgage Loan (see Exhibit 33.3)

33.12	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gansevoort Park Avenue Mortgage Loan (see Exhibit 33.5)

33.13	National Tax Search, LLC, as Servicing Function Participant of the Gansevoort Park Avenue Mortgage Loan (see Exhibit 33.6)

33.14	Wells Fargo Bank, National Association, as Primary Servicer of the Miami Center Mortgage Loan (see Exhibit 33.1)

33.15	LNR Partners, LLC, as Special Servicer of the Miami Center Mortgage Loan (see Exhibit 33.8)

33.16	Citibank, N.A., as Certificate Administrator and Custodian of the Miami Center Mortgage Loan (see Exhibit 33.9)

33.17	Situs Holdings, LLC, as Operating Advisor of the Miami Center Mortgage Loan (see Exhibit 33.10)

33.18	U.S. Bank National Association, as Servicing Function Participant of the Miami Center Mortgage Loan (see Exhibit 33.3)

33.19	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Miami Center Mortgage Loan (see Exhibit 33.5)

33.20	National Tax Search, LLC, as Servicing Function Participant of the Miami Center Mortgage Loan (see Exhibit 33.6)

33.21	Wells Fargo Bank, National Association, as Primary Servicer of the 222 Broadway Mortgage Loan (see Exhibit 33.1)

33.22	LNR Partners, LLC, as Special Servicer of the 222 Broadway Mortgage Loan (see Exhibit 33.8)

33.23	Citibank, N.A., as Certificate Administrator and Custodian of the 222 Broadway Mortgage Loan (see Exhibit 33.9)

33.24	Situs Holdings, LLC, as Operating Advisor of the 222 Broadway Mortgage Loan (see Exhibit 33.10)

33.25	U.S. Bank National Association, as Servicing Function Participant of the 222 Broadway Mortgage Loan (see Exhibit 33.3)

33.26	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 222 Broadway Mortgage Loan (see Exhibit 33.5)

33.27	National Tax Search, LLC, as Servicing Function Participant of the 222 Broadway Mortgage Loan (see Exhibit 33.6)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Wells Fargo Bank, National Association, as Master Servicer

34.2	Rialto Capital Advisors, LLC, as Special Servicer

34.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

34.4	Pentalpha Surveillance LLC, as Operating Advisor

34.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.6	National Tax Search, LLC, as Servicing Function Participant

34.7	Wells Fargo Bank, National Association, as Primary Servicer of the Gansevoort Park Avenue Mortgage Loan (see Exhibit 34.1)

34.8	LNR Partners, LLC, as Special Servicer of the Gansevoort Park Avenue Mortgage Loan

34.9	Citibank, N.A., as Certificate Administrator and Custodian of the Gansevoort Park Avenue Mortgage Loan

34.10	Situs Holdings, LLC, as Operating Advisor of the Gansevoort Park Avenue Mortgage Loan

34.11	U.S. Bank National Association, as Servicing Function Participant of the Gansevoort Park Avenue Mortgage Loan (see Exhibit 34.3)

34.12	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gansevoort Park Avenue Mortgage Loan (see Exhibit 34.5)

34.13	National Tax Search, LLC, as Servicing Function Participant of the Gansevoort Park Avenue Mortgage Loan (see Exhibit 34.6)

34.14	Wells Fargo Bank, National Association, as Primary Servicer of the Miami Center Mortgage Loan (see Exhibit 34.1)

34.15	LNR Partners, LLC, as Special Servicer of the Miami Center Mortgage Loan (see Exhibit 34.8)

34.16	Citibank, N.A., as Certificate Administrator and Custodian of the Miami Center Mortgage Loan (see Exhibit 34.9)

34.17	Situs Holdings, LLC, as Operating Advisor of the Miami Center Mortgage Loan (see Exhibit 34.10)

34.18	U.S. Bank National Association, as Servicing Function Participant of the Miami Center Mortgage Loan (see Exhibit 34.3)

34.19	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Miami Center Mortgage Loan (see Exhibit 34.5)

34.20	National Tax Search, LLC, as Servicing Function Participant of the Miami Center Mortgage Loan (see Exhibit 34.6)

34.21	Wells Fargo Bank, National Association, as Primary Servicer of the 222 Broadway Mortgage Loan (see Exhibit 34.1)

34.22	LNR Partners, LLC, as Special Servicer of the 222 Broadway Mortgage Loan (see Exhibit 34.8)

34.23	Citibank, N.A., as Certificate Administrator and Custodian of the 222 Broadway Mortgage Loan (see Exhibit 34.9)

34.24	Situs Holdings, LLC, as Operating Advisor of the 222 Broadway Mortgage Loan (see Exhibit 34.10)

34.25	U.S. Bank National Association, as Servicing Function Participant of the 222 Broadway Mortgage Loan (see Exhibit 34.3)

34.26	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 222 Broadway Mortgage Loan (see Exhibit 34.5)

34.27	National Tax Search, LLC, as Servicing Function Participant of the 222 Broadway Mortgage Loan (see Exhibit 34.6)

35	Servicer compliance statements.

35.1	Wells Fargo Bank, National Association, as Master Servicer

35.2	Rialto Capital Advisors, LLC, as Special Servicer

35.3	U.S. Bank National Association, as Certificate Administrator

35.4	Wells Fargo Bank, National Association, as Primary Servicer of the Gansevoort Park Avenue Mortgage Loan

35.5	LNR Partners, LLC, as Special Servicer of the Gansevoort Park Avenue Mortgage Loan

35.6	Citibank, N.A., as Certificate Administrator of the Gansevoort Park Avenue Mortgage Loan

35.7	Wells Fargo Bank, National Association, as Primary Servicer of the Miami Center Mortgage Loan (see Exhibit 35.4)

35.8	LNR Partners, LLC, as Special Servicer of the Miami Center Mortgage Loan (see Exhibit 35.5)

35.9	Citibank, N.A., as Certificate Administrator of the Miami Center Mortgage Loan (see Exhibit 35.6)

35.10	Wells Fargo Bank, National Association, as Primary Servicer of the 222 Broadway Mortgage Loan (see Exhibit 35.4)

35.11	LNR Partners, LLC, as Special Servicer of the 222 Broadway Mortgage Loan (see Exhibit 35.5)

35.12	Citibank, N.A., as Certificate Administrator of the 222 Broadway Mortgage Loan (see Exhibit 35.6)

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

Date: March 28, 2017