Form 10-K
period 2017-12-31
GS Mortgage Securities Trust 2012-GCJ9
filed 2018-03-26
CIK 1560456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

LoanCore Capital Markets LLC

(exact name of the sponsor as specified in its charter)

(formerly known as Jefferies LoanCore LLC)

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

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐   Yes   ☒   No

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

2

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

U.S. Bank National Association acts as trustee of the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan. The trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB. The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction. As a result, consistent with industry practice, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee with respect to these mortgage loans.

As described in these Explanatory Notes, this Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and the accountant’s attestation report of U.S. Bank National Association, as a servicing function participant engaged by Citibank, N.A. with respect to the maintenance of collateral or security on pool assets as required by the pooling and servicing agreement for the CGCMT 2012-GC8 Transaction and the safeguarding of pool assets and related documents as required by the pooling and servicing agreement for the CGCMT 2012-GC8 Transaction with respect to the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(i)-(ii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, U.S. Bank National Association is a “servicer” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Citibank, N.A. is the custodian of the Gansevoort Park Avenue Mortgage Loan, the Miami Center Mortgage Loan and the 222 Broadway Mortgage Loan. As a result, Citibank, N.A. is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Citibank, N.A. in the capacities described above are listed in the Exhibit Index, and exclude the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB, relating to the maintenance of collateral or security on pool assets as required by the pooling and servicing agreement for the CGCMT 2012-GC8 Transaction and the safeguarding of pool assets and related documents as required by the pooling and servicing agreement for the CGCMT 2012-GC8 Transaction, which servicing criteria have been assessed by U.S. Bank National Association, as a servicing function participant, as described in these Explanatory Notes.

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

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Bristol Portfolio Mortgage Loan (Control Number 1 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on November 27, 2012 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $12,588,902.00 for the twelve- month period ended December 31, 2017.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank National Association, as trustee, certificate administrator and custodian and Citibank, N.A., as certificate administrator and custodian:

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage-backed securities (“RMBS”) trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee’s purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Citibank, N.A. (“Citibank”) is acting as certificate administrator and custodian of the CGCMT 2012-GC8 Transaction. In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions. Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York (“SDNY”) asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. As to the one remaining trust at issue, on April 7, 2017, Citibank filed a motion for summary judgment. Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017. Briefing on those motions was completed on August 4, 2017.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee. This case includes the 24 trusts previously dismissed in the federal action, and one additional trust. The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”). Following oral argument on Citibank’s motion to dismiss, Plaintiffs filed an amended complaint on August 5, 2016. On June 27, 2017, the state court issued a decision, dismissing the Event of Default claims, mortgage-file-related claims, the fiduciary duty claims, and the conflict of interest claims. The decision sustained certain breach of contract claims including the claim alleging discovery of breaches of representations and warranties, a claim related to robo-signing, and the implied covenant of good faith claim. Citibank appealed the lower court’s decision, and on January 16, 2018, the Appellate Division, First Department, dismissed the claims related to robo-signing and the implied covenant of good faith, but allowed plaintiffs’ claim alleging discovery of breaches of representations and warranties to proceed.

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for a failed financial institution, filed a civil action against Citibank in the SDNY. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A., entities that have also been sued by FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter. On September 30, 2016, the Court granted Citibank’s motion to dismiss the complaint without prejudice for lack of subject matter jurisdiction. On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order. On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action. He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017. The FDIC subsequently requested an extension of time to file its amended complaint, which was granted. The FDIC filed its amended complaint on December 8, 2017.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts. However, Citibank denies liability and continues to vigorously defend against these litigations. Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as certificate administrator and custodian under the pooling and servicing agreement relating to the CGCMT 2012-GC8 Transaction.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1	Pooling and Servicing Agreement, dated as of November 1, 2012, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor and U.S. Bank National Association, as Certificate Administrator and Trustee (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on November 29, 2012 under Commission File No. 333-171508-04 and incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of September 1, 2012, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Situs Holdings, LLC, as Operating Advisor, Citibank, N.A., as Certificate Administrator, and U.S. Bank National Association, as Trustee (filed as Exhibit 4 to Citigroup Commercial Mortgage Securities Inc.’s Current Report on Form 8-K/A filed on October 1, 2012 under Commission File No. 333-166711-02 and incorporated by reference herein).

10.1	Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between GS Mortgage Securities Corporation II and Goldman Sachs Mortgage Company (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 29, 2012 under Commission File No. 333-171508-04 and incorporated by reference herein)

10.2	Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between GS Mortgage Securities Corporation II and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on November 29, 2012 under Commission File No. 333-171508-04 and incorporated by reference herein)

10.3	Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between GS Mortgage Securities Corporation II and Archetype Mortgage Funding I LLC (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on November 29, 2012 under Commission File No. 333-171508-04 and incorporated by reference herein)

10.4	Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between GS Mortgage Securities Corporation II and Jefferies LoanCore LLC (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on November 29, 2012 under Commission File No. 333-171508-04 and incorporated by reference herein)

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Wells Fargo Bank, National Association, as Master Servicer

33.2	Rialto Capital Advisors, LLC, as Special Servicer

33.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

33.4	Pentalpha Surveillance LLC, as Operating Advisor

33.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.6	National Tax Search, LLC, as Servicing Function Participant

33.7	Wells Fargo Bank, National Association, as Primary Servicer of the Gansevoort Park Avenue Mortgage Loan (see Exhibit 33.1)

33.8	LNR Partners, LLC, as Special Servicer of the Gansevoort Park Avenue Mortgage Loan

33.9	Citibank, N.A., as Certificate Administrator and Custodian of the Gansevoort Park Avenue Mortgage Loan

33.10	Situs Holdings, LLC, as Operating Advisor of the Gansevoort Park Avenue Mortgage Loan

33.11	U.S. Bank National Association, as Servicing Function Participant of the Gansevoort Park Avenue Mortgage Loan (see Exhibit 33.3)

33.12	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gansevoort Park Avenue Mortgage Loan (see Exhibit 33.5)

33.13	National Tax Search, LLC, as Servicing Function Participant of the Gansevoort Park Avenue Mortgage Loan (see Exhibit 33.6)

33.14	Wells Fargo Bank, National Association, as Primary Servicer of the Miami Center Mortgage Loan (see Exhibit 33.1)

33.15	LNR Partners, LLC, as Special Servicer of the Miami Center Mortgage Loan (see Exhibit 33.8)

33.16	Citibank, N.A., as Certificate Administrator and Custodian of the Miami Center Mortgage Loan (see Exhibit 33.9)

33.17	Situs Holdings, LLC, as Operating Advisor of the Miami Center Mortgage Loan (see Exhibit 33.10)

33.18	U.S. Bank National Association, as Servicing Function Participant of the Miami Center Mortgage Loan (see Exhibit 33.3)

33.19	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Miami Center Mortgage Loan (see Exhibit 33.5)

33.20	National Tax Search, LLC, as Servicing Function Participant of the Miami Center Mortgage Loan (see Exhibit 33.6)

33.21	Wells Fargo Bank, National Association, as Primary Servicer of the 222 Broadway Mortgage Loan (see Exhibit 33.1)

33.22	LNR Partners, LLC, as Special Servicer of the 222 Broadway Mortgage Loan (see Exhibit 33.8)

33.23	Citibank, N.A., as Certificate Administrator and Custodian of the 222 Broadway Mortgage Loan (see Exhibit 33.9)

33.24	Situs Holdings, LLC, as Operating Advisor of the 222 Broadway Mortgage Loan (see Exhibit 33.10)

33.25	U.S. Bank National Association, as Servicing Function Participant of the 222 Broadway Mortgage Loan (see Exhibit 33.3)

33.26	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 222 Broadway Mortgage Loan (see Exhibit 33.5)

33.27	National Tax Search, LLC, as Servicing Function Participant of the 222 Broadway Mortgage Loan (see Exhibit 33.6)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Wells Fargo Bank, National Association, as Master Servicer

34.2	Rialto Capital Advisors, LLC, as Special Servicer

34.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

34.4	Pentalpha Surveillance LLC, as Operating Advisor

34.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.6	National Tax Search, LLC, as Servicing Function Participant

34.7	Wells Fargo Bank, National Association, as Primary Servicer of the Gansevoort Park Avenue Mortgage Loan (see Exhibit 34.1)

34.8	LNR Partners, LLC, as Special Servicer of the Gansevoort Park Avenue Mortgage Loan

34.9	Citibank, N.A., as Certificate Administrator and Custodian of the Gansevoort Park Avenue Mortgage Loan

34.10	Situs Holdings, LLC, as Operating Advisor of the Gansevoort Park Avenue Mortgage Loan

34.11	U.S. Bank National Association, as Servicing Function Participant of the Gansevoort Park Avenue Mortgage Loan (see Exhibit 34.3)

34.12	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gansevoort Park Avenue Mortgage Loan (see Exhibit 34.5)

34.13	National Tax Search, LLC, as Servicing Function Participant of the Gansevoort Park Avenue Mortgage Loan (see Exhibit 34.6)

34.14	Wells Fargo Bank, National Association, as Primary Servicer of the Miami Center Mortgage Loan (see Exhibit 34.1)

34.15	LNR Partners, LLC, as Special Servicer of the Miami Center Mortgage Loan (see Exhibit 34.8)

34.16	Citibank, N.A., as Certificate Administrator and Custodian of the Miami Center Mortgage Loan (see Exhibit 34.9)

34.17	Situs Holdings, LLC, as Operating Advisor of the Miami Center Mortgage Loan (see Exhibit 34.10)

34.18	U.S. Bank National Association, as Servicing Function Participant of the Miami Center Mortgage Loan (see Exhibit 34.3)

34.19	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Miami Center Mortgage Loan (see Exhibit 34.5)

34.20	National Tax Search, LLC, as Servicing Function Participant of the Miami Center Mortgage Loan (see Exhibit 34.6)

34.21	Wells Fargo Bank, National Association, as Primary Servicer of the 222 Broadway Mortgage Loan (see Exhibit 34.1)

34.22	LNR Partners, LLC, as Special Servicer of the 222 Broadway Mortgage Loan (see Exhibit 34.8)

34.23	Citibank, N.A., as Certificate Administrator and Custodian of the 222 Broadway Mortgage Loan (see Exhibit 34.9)

34.24	Situs Holdings, LLC, as Operating Advisor of the 222 Broadway Mortgage Loan (see Exhibit 34.10)

34.25	U.S. Bank National Association, as Servicing Function Participant of the 222 Broadway Mortgage Loan (see Exhibit 34.3)

34.26	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 222 Broadway Mortgage Loan (see Exhibit 34.5)

34.27	National Tax Search, LLC, as Servicing Function Participant of the 222 Broadway Mortgage Loan (see Exhibit 34.6)

35	Servicer compliance statements.

35.1	Wells Fargo Bank, National Association, as Master Servicer

35.2	Rialto Capital Advisors, LLC, as Special Servicer

35.3	U.S. Bank National Association, as Certificate Administrator

35.4	Wells Fargo Bank, National Association, as Primary Servicer of the Gansevoort Park Avenue Mortgage Loan

35.5	LNR Partners, LLC, as Special Servicer of the Gansevoort Park Avenue Mortgage Loan

35.6	Citibank, N.A., as Certificate Administrator of the Gansevoort Park Avenue Mortgage Loan

35.7	Wells Fargo Bank, National Association, as Primary Servicer of the Miami Center Mortgage Loan (see Exhibit 35.4)

35.8	LNR Partners, LLC, as Special Servicer of the Miami Center Mortgage Loan (see Exhibit 35.5)

35.9	Citibank, N.A., as Certificate Administrator of the Miami Center Mortgage Loan (see Exhibit 35.6)

35.10	Wells Fargo Bank, National Association, as Primary Servicer of the 222 Broadway Mortgage Loan (see Exhibit 35.4)

35.11	LNR Partners, LLC, as Special Servicer of the 222 Broadway Mortgage Loan (see Exhibit 35.5)

35.12	Citibank, N.A., as Certificate Administrator of the 222 Broadway Mortgage Loan (see Exhibit 35.6)

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

Date: March 26, 2018

