Form 10-K
period 2019-12-31
GS Mortgage Securities Trust 2012-GCJ9
filed 2020-03-26
CIK 1560456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

60603

(Zip Code)

Registrant’s telephone number, including area code:

(212) 902-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

Not applicable.

EXPLANATORY NOTES

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Gansevoort Park Avenue Mortgage Loan and the Miami Center Mortgage Loan, which constituted approximately 4.7% and 4.1%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Gansevoort Park Avenue Mortgage Loan and the Miami Center Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Gansevoort Park Avenue Mortgage Loan or the Miami Center Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the Citigroup Commercial Mortgage Trust 2012-GC8 transaction, Commission File Number 333-166711-02 (the “CGCMT 2012-GC8 Transaction”). These loan combinations, including the Gansevoort Park Avenue Mortgage Loan and the Miami Center Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2012-GC8 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K. The 222 Broadway Mortgage Loan, previously an asset of the issuing entity being serviced under the pooling and servicing agreement for the CGCMT 2012-GC8, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Wells Fargo Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Gansevoort Park Avenue Mortgage Loan and the Miami Center Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

U.S. Bank National Association acts as trustee of the Gansevoort Park Avenue Mortgage Loan and the Miami Center Mortgage Loan. Pursuant to the pooling and servicing agreement for the CGCMT 2012-GC8 transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the Subject Transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Gansevoort Park Avenue Mortgage Loan and the Miami Center Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

U.S. Bank National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement.  As a result, U.S. Bank National Association is a servicing function participant in the capacity described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by U.S. Bank National Association in the capacity described above are listed in the Exhibit Index.

LNR Partners, LLC is the special servicer of the Miami Center Mortgage Loan and the Gansevoort Park Avenue Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for LNR Partners, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because LNR Partners, LLC is servicing more than 5% of the pool assets.  LNR Partners, LLC is an affiliate of Starwood Mortgage Funding I LLC (formerly known as Archetype Mortgage Funding I LLC), one of the sponsors. Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for LNR Partners, LLC pursuant to Item 1123.

Citibank, N.A. is the custodian of the Gansevoort Park Avenue Mortgage Loan and the Miami Center Mortgage Loan.  As a result, Citibank, N.A. is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Citibank, N.A. in the capacities described above are listed in the Exhibit Index, and exclude the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB,  relating to the maintenance of collateral or security on pool assets as required by the pooling and servicing agreement  for the CGCMT 2012-GC8 Transaction  and the safeguarding of pool assets and related documents as required by the pooling and servicing agreement for the CGCMT 2012-GC8 Transaction, which servicing criteria have been assessed by U.S. Bank National Association, as a servicing function participant, as described below in these Explanatory Notes.

Situs Holdings, LLC is the operating advisor of the Gansevoort Park Avenue Mortgage Loan and the Miami Center Mortgage Loan.  As a result, Situs Holdings, LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Situs Holdings, LLC in the capacities described above are listed in the Exhibit Index.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the Gansevoort Park Avenue Mortgage Loan and the Miami Center Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and an accountant’s attestation report from U.S. Bank, National Association. This entity was engaged by the certificate administrator under the Gansevoort Park Avenue Mortgage Loan and the Miami Center Mortgage Loan to perform certain custodial services. These custodial services are servicing functions included within the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) or Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Gansevoort Park Avenue Mortgage Loan and the Miami Center Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Bristol Portfolio Mortgage Loan (Control Number 1 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on November 27, 2012 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $14,510,401.00 for the twelve- month period ended December 31, 2019.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Citibank, N.A. (“Citibank”) as custodian.

In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions. Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. On April 7, 2017, Citibank filed a motion for summary judgment. Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017. Briefing on those motions was completed on August 4, 2017. On March 22, 2018, the court granted Citibank’s motion for summary judgment in its entirety, denied Plaintiffs’ motion for summary judgment and ordered the clerk to close the case. On April 20, 2018, plaintiffs filed a notice of appeal. Plaintiffs’ opening brief was filed on August 3, 2018. Citibank filed its opposition on November 2, 2018. Plaintiffs’ filed their reply on November 16, 2018. On June 7, 2019, the Second Circuit dismissed plaintiffs’ appeal following the parties’ filing of a stipulation withdrawing the case with prejudice pursuant to Federal Rule of Appellate Procedure 42.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee. This case includes the 24 trusts previously dismissed in the federal action, and one additional trust. The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”). Following oral argument on Citibank’s motion to dismiss, Plaintiffs filed an amended complaint on August 5, 2016. On June 27, 2017, the state court issued a decision, dismissing the Event of Default claims, mortgage-file-related claims, the fiduciary duty claims, and the conflict of interest claims. The decision sustained certain breach of contract claims including the claim alleging discovery of breaches of representations and warranties, a claim related to robo-signing, and the implied covenant of good faith claim. Citibank appealed the lower court’s decision, and on January 16, 2018, the Appellate Division, First Department, dismissed the claims related to robo-signing and the implied covenant of good faith, but allowed plaintiffs’ claim alleging discovery of breaches of representations and warranties to proceed. On June 7, 2019, plaintiffs filed a motion for discontinuance of the action and dismissal of plaintiffs’ claims with prejudice.

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”) as Receiver for a failed financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A., entities that have also been sued by FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter. On September 30, 2016, the Court granted the motion to dismiss without prejudice for lack of subject matter jurisdiction. On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order. On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action. He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017. The FDIC subsequently requested an extension of time to file its amended complaint, which was granted. The FDIC filed its amended complaint on December 8, 2017. Defendants’ jointly filed a motion to dismiss the amended complaint and that joint motion was fully briefed as of May 3, 2018. On March 20, 2019, the Court granted Defendants’ joint motion to dismiss the amended complaint. The FDIC's deadline to file a notice of appeal was April 22, 2019. The FDIC has not appealed.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Gansevoort Park Avenue Mortgage Loan and the Miami Center Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2012-GC8 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CGCMT 2012-GC8 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CGCMT 2012-GC8 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

10.1

Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between GS Mortgage Securities Corporation II and Goldman Sachs Mortgage Company (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 29, 2012 under Commission File No. 333-171508-04 and incorporated by reference herein)

10.2

Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between GS Mortgage Securities Corporation II and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on November 29, 2012 under Commission File No. 333-171508-04 and incorporated by reference herein)

10.3

Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between GS Mortgage Securities Corporation II and Archetype Mortgage Funding I LLC(filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on November 29, 2012 under Commission File No. 333-171508-04 and incorporated by reference herein)

10.4

Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between GS Mortgage Securities Corporation II and Jefferies LoanCore LLC(filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on November 29, 2012 under Commission File No. 333-171508-04 and incorporated by reference herein)

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Wells Fargo Bank, National Association, as Master Servicer

33.2	Rialto Capital Advisors, LLC, as Special Servicer

33.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

33.4	Pentalpha Surveillance LLC, as Operating Advisor

33.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.6	National Tax Search, LLC, as Servicing Function Participant

33.7	Wells Fargo Bank, National Association, as Primary Servicer of the Gansevoort Park Avenue Mortgage Loan (see Exhibit 33.1)

33.8	LNR Partners, LLC, as Special Servicer of the Gansevoort Park Avenue Mortgage Loan

33.9	U.S. Bank National Association, as Trustee of the Gansevoort Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.10	Citibank, N.A., as Custodian of the Gansevoort Park Avenue Mortgage Loan

33.11	Situs Holdings, LLC, as Operating Advisor of the Gansevoort Park Avenue Mortgage Loan

33.12	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gansevoort Park Avenue Mortgage Loan (see Exhibit 33.5)

33.13	National Tax Search, LLC, as Servicing Function Participant of the Gansevoort Park Avenue Mortgage Loan (see Exhibit 33.6)

33.14	U.S. Bank National Association, as Servicing Function Participant of the Gansevoort Park Avenue Mortgage Loan

33.15	Wells Fargo Bank, National Association, as Primary Servicer of the Miami Center Mortgage Loan (see Exhibit 33.1)

33.16	LNR Partners, LLC, as Special Servicer of the Miami Center Mortgage Loan (see Exhibit 33.8)

33.17	U.S. Bank National Association, as Trustee of the Miami Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.18	Citibank, N.A., as Custodian of the Miami Center Mortgage Loan (see Exhibit 33.10)

33.19	Situs Holdings, LLC, as Operating Advisor of the Miami Center Mortgage Loan (see Exhibit 33.11)

33.20	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Miami Center Mortgage Loan (see Exhibit 33.5)

33.21	National Tax Search, LLC, as Servicing Function Participant of the Miami Center Mortgage Loan (see Exhibit 33.6)

33.22	U.S. Bank National Association, as Servicing Function Participant of the Miami Center Mortgage Loan (see Exhibit 33.14)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Wells Fargo Bank, National Association, as Master Servicer

34.2	Rialto Capital Advisors, LLC, as Special Servicer

34.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

34.4	Pentalpha Surveillance LLC, as Operating Advisor

34.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.6	National Tax Search, LLC, as Servicing Function Participant

34.7	Wells Fargo Bank, National Association, as Primary Servicer of the Gansevoort Park Avenue Mortgage Loan (see Exhibit 34.1)

34.8	LNR Partners, LLC, as Special Servicer of the Gansevoort Park Avenue Mortgage Loan

34.9	U.S. Bank National Association, as Trustee of the Gansevoort Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.10	Citibank, N.A., as Custodian of the Gansevoort Park Avenue Mortgage Loan

34.11	Situs Holdings, LLC, as Operating Advisor of the Gansevoort Park Avenue Mortgage Loan

34.12	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gansevoort Park Avenue Mortgage Loan (see Exhibit 34.5)

34.13	National Tax Search, LLC, as Servicing Function Participant of the Gansevoort Park Avenue Mortgage Loan (see Exhibit 34.6)

34.14	U.S. Bank National Association, as Servicing Function Participant of the Gansevoort Park Avenue Mortgage Loan

34.15	Wells Fargo Bank, National Association, as Primary Servicer of the Miami Center Mortgage Loan (see Exhibit 34.1)

34.16	LNR Partners, LLC, as Special Servicer of the Miami Center Mortgage Loan (see Exhibit 34.8)

34.17	U.S. Bank National Association, as Trustee of the Miami Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.18	Citibank, N.A., as Custodian of the Miami Center Mortgage Loan (see Exhibit 34.10)

34.19	Situs Holdings, LLC, as Operating Advisor of the Miami Center Mortgage Loan (see Exhibit 34.11)

34.20	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Miami Center Mortgage Loan (see Exhibit 34.5)

34.21	National Tax Search, LLC, as Servicing Function Participant of the Miami Center Mortgage Loan (see Exhibit 34.6)

34.22	U.S. Bank National Association, as Servicing Function Participant of the Miami Center Mortgage Loan (see Exhibit 34.14)

35	Servicer compliance statements.

35.1	Wells Fargo Bank, National Association, as Master Servicer

35.2	Rialto Capital Advisors, LLC, as Special Servicer

35.3	U.S. Bank National Association, as Certificate Administrator

35.4	Wells Fargo Bank, National Association, as Primary Servicer of the Gansevoort Park Avenue Mortgage Loan (see Exhibit 35.1)

35.5	LNR Partners, LLC, as Special Servicer of the Gansevoort Park Avenue Mortgage Loan

35.6	Wells Fargo Bank, National Association, as Primary Servicer of the Miami Center Mortgage Loan (see Exhibit 35.1)

35.7	LNR Partners, LLC, as Special Servicer of the Miami Center Mortgage Loan (See Exhibit 35.5)

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

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

Date: March 26, 2020